Form 10-K
period 2007-12-31
STRATS(SM) Trust For Morgan Stanley Securities, Series 2004-16
filed 2008-03-28
CIK 1310695

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

         For the fiscal year ended December 31, 2007

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

STRATS(SM) Certificates,        New York Stock Exchange ("NYSE")
Series 2004-16

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer  [_]  Accelerated filer  [_]  Non-accelerated filer  [X]

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


                                    PART I

Item 1.  Business.

          Not Applicable

Item 1A. Risk Factors.

          Not Applicable

Item 1B. Unresolved Staff Comments.

          Not Applicable

Item 2.  Properties.

          Not Applicable

Item 3.  Legal Proceedings.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Item 6.  Selected Financial Data.

          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable

Item 8.  Financial Statements and Supplementary Data.

          Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

Item 9A. Controls and Procedures.

          Not Applicable

Item 9B. Other Information.

          None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

          Not Applicable

Item 11. Executive Compensation.

          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

          Not Applicable

Item 13. Certain Relationships and Related Transactions.

          None

Item 14. Principal Accounting Fees and Services.

          Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Morgan Stanley Securities, Series 2004-16 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                                                     Distribution
Trust Description                                            Date       Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For Morgan Stanley                    01-01-2007     01-11-2007
Securities, Series 2004-16                             02-01-2007     02-07-2007
                                                       03-01-2007     03-08-2007
                                                       04-01-2007     04-05-2007
                                                       05-01-2007     05-10-2007
                                                       06-01-2007     06-14-2007
                                                       07-01-2007     07-12-2007
                                                       08-01-2007     08-10-2007
                                                       09-01-2007     09-13-2007
                                                       10-01-2007     10-12-2007
                                                       11-01-2007     11-13-2007
                                                       12-01-2007     12-07-2007
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

                         99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                         99.2 - Report of Aston Bell, CPA.

                         99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By: /s/ Jimmy Whang
                                           -----------------------------
                                       Name:  Jimmy Whang
                                       Title: Director





Dated:  March 28, 2008


                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
Reference
Number per                                                                       Exhibit
Item 601 of                                                               Number in this
Regulation SK       Description of Exhibits                                    Form 10-K
------------------- ---------------------------------------------------- ----------------
(31.1)              Certification by Director of the Registrant                     31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
(99.1)              Annual Compliance Report by Trustee pursuant to 15              99.1
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
(99.2)              Report of Aston Bell, CPA.                                      99.2
------------------- ---------------------------------------------------- ----------------
(99.3)              Registrant's Current Report on Form 8-K filed with              99.3
                    the Securities and Exchange Commission on January
                    11, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.4)              Registrant's Current Report on Form 8-K filed with              99.4
                    the Securities and Exchange Commission on February
                    7, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.5)              Registrant's Current Report on Form 8-K filed with              99.5
                    the Securities and Exchange Commission on March 8,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.6)              Registrant's Current Report on Form 8-K filed with              99.6
                    the Securities and Exchange Commission on April 5,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.7)              Registrant's Current Report on Form 8-K filed with              99.7
                    the Securities and Exchange Commission on May 10,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.8)              Registrant's Current Report on Form 8-K filed with              99.8
                    the Securities and Exchange Commission on June 14,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.9)              Registrant's Current Report on Form 8-K filed with              99.9
                    the Securities and Exchange Commission on July 12,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.10)             Registrant's Current Report on Form 8-K filed with             99.10
                    the Securities and Exchange Commission on
------------------- ---------------------------------------------------- ----------------




------------------- ---------------------------------------------------- ----------------
                    August 10, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.11)             Registrant's Current Report on Form 8-K filed with             99.11
                    the Securities and Exchange Commission on
                    September 13, 2007, as further described in Item
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------
(99.12)             Registrant's Current Report on Form 8-K filed with             99.12
                    the Securities and Exchange Commission on October
                    12, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.13)             Registrant's Current Report on Form 8-K filed with             99.13
                    the Securities and Exchange Commission on November
                    13, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.14)             Registrant's Current Report on Form 8-K filed with             99.14
                    the Securities and Exchange Commission on December
                    7, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------